Form 10-Q
period 2013-06-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2013-08-13
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2013 was 55,000,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

June 30, 2013 and 2012

Balance Sheets as of June 30, 2013 and December 31, 2012	4

Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and the Period of August 11, 2010 (Inception) to June 30, 2013	5

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and the Period of August 11, 2010 (Inception) to June 30, 2013	6

Notes to Unaudited Financial Statements	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$-	$155
Total current assets	-	155

Total assets	$-	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,954	$3,315
Related party loans	16,152	1,341
Total current liabilities	18,106	4,656

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 issued and outstanding	82,500	82,500
Accumulated deficit	(99,887)	(86,282)
Total paid in capital and accumulated deficit	(17,387)	(3,782)
Less: Treasury stock, at cost (479,000 shares at $0.0015)	(719)	(719)
Total stockholders' deficit	(18,106)	(4,501)

Total liabilities and stockholders' deficit	$-	$155

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 11, 2010 (Inception) to June 30, 2013
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	8,893	1,740	13,605	15,330	98,187
Total operating expenses	8,893	1,740	13,605	15,330	98,187

Loss from operations	(8,893)	(1,740)	(13,605)	(15,330)	(98,187)

Other expense
Interest expense	-	-	-	-	100
Total other expense	-	-	-	-	100

Income tax		-	-	-	1,600

Net loss	$(8,893)	$(1,740)	$(13,605)	$(15,330)	$(99,887)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	54,521,000	55,000,000	54,521,000	55,000,000

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six months ended June 30,		Period from August 11, 2010 (Inception) to June 30, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(13,605)	$(15,330)	$(99,887)
Changes in operating liabilities:
Accounts payable	(1,361)	400	1,954
Net cash used in operating activities	(14,966)	(14,930)	(97,933)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	14,811	1,340	16,484
Repayment of related party loans	-	-	(332)
Redemption of common shares	-	-	(719)
Proceeds from sale of stock	-	-	82,500
Net cash provided by financing activities	14,811	1,340	97,933

Net change in cash	(155)	(13,590)	-
Cash at beginning of period	155	18,342	-
Cash at end of period	$-	$4,752	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$100
Cash paid for income taxes	$-	$-	$1,600

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements- June 30, 2013 and 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY

During the period ended June 30, 2013, the Company advanced $14,812 loan from related parties. The advance from related parties is due on demand with no interest incurred.

NOTE 4 – SUBSEQUENT EVENTS

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010.  Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through June 30,  2013, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $99,887. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2013, we generated revenue of $0. During the three months ended June 30, 2012, we generated revenue of $0.

Operating expenses during the three months ended June 30, 2013 were $8,893 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2012 were $1,740 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2013, and our accumulated deficit amounts to $99,887. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2013, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2013 and the period ending June 30, 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash used in operating activities	$(14,966)	$(14,930)
Net cash used in investing activities	-	-
Net cash provided by financing activities	14,811	1,340
Net increase (decrease) in Cash	(155)	(13,590)
Cash, beginning	155	18,342
Cash, ending	$-	$4,752

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

Operating activities

Net cash used in operating activities was $14,966 for the period ended June 30, 2013, as compared to $14,930 used in operating activities for the period ended June 30, 2012. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2013 was $14,811 as compared to $1,340 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: August 13, 2013	By:	/s/ Haitao Liu
Haitao Liu
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)