Form 10-K/A
period 2012-12-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2013-11-18
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Revenue for the year ended December 31, 2012 was $0.

The Company’s common stock, $.001 par value is not traded on any exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of May 29, 2013 was 54,521,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 31, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

*    Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Date: November 18, 2013
By: /s/ SHUXIA WANG
SHUXIA WANG, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 18, 2013
By: /s/ Haito Liu
HAITAO LIU, President, CEO