Form 10-Q/A
period 2013-06-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2013-11-18
CIK 1547015

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended  June 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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