Form 10-Q
period 2013-09-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2013-11-19
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2013 was 55,000,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

 FINANCIAL STATEMENTS

September 30, 2013

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited) and the Period of August 11, 2010 (Inception) to September 30, 2013 (unaudited)	2
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited) and the Period of August 11, 2010 (Inception) to September 30, 2013 (unaudited)	3
Notes to Unaudited Financial Statements	4

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$-	$155
Total current assets	-	155

Total assets	$-	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,896	$3,315
Related party loans	27,447	1,341
Total current liabilities	30,343	4,656

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 55,000,000 issued and 54,521,000 outstanding	82,500	82,500
Accumulated deficit	(112,124)	(86,282)
Total paid in capital and accumulated deficit	(29,624)	(3,782)
Less: Treasury stock, at cost (479,000 shares at $0.0015)	(719)	(719)
Total stockholders' deficit	(30,343)	(4,501)

Total liabilities and stockholders' deficit	$-	$155

See accompanying notes to unaudited financial statements.

1

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from August 11, 2010 (Inception) to September 30, 2013
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	12,237	2,924	25,842	18,254	110,424
Total operating expenses	12,237	2,924	25,842	18,254	110,424

Loss from operations	(12,237)	(2,924)	(25,842)	(18,254)	(110,424)

Other expense
Interest expense	-	-	-	-	100
Total other expense	-	-	-	-	(100)

Income tax		-	-	-	(1,600)

Net loss	$(12,237)	$(2,924)	$(25,842)	$(18,254)	$(112,124)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	54,521,000	54,521,000	54,521,000	54,638,303

See accompanying notes to unaudited financial statements.

2

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30,		Period from August 11, 2010 (Inception) to September 30, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(25,842)	$(18,254)	$(112,124)
Changes in operating liabilities:
Accounts payable	(419)	700	2,896
Net cash used in operating activities	(26,261)	(17,554)	(109,228)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	26,106	1,340	27,447
Redemption of common shares	-	-	(719)
Proceeds from sale of stock	-	-	82,500
Net cash provided by financing activities	26,106	1,340	109,228

Net change in cash	(155)	(16,214)	-
Cash at beginning of period	155	18,342	-
Cash at end of period	$-	$2,128	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$100
Cash paid for income taxes	$-	$-	$1,600

See accompanying notes to unaudited financial statements.

3

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to  Unaudited Financial Statements

September 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows September 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2013, the Company received loans totaling $26,106 from related parties. These loans are non interest bearing, due on demand and as such are included in current liabilities. The balance was $27,447 and 1,341 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

4

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010.  Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through September 30, 2013, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $112,124. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2013, we generated revenue of $0. During the three months ended September 30, 2012, we generated revenue of $0.    During the nine months ended September 30, 2013, we generated revenues of $0.  During the nine months ended September 30, 2012, we generated revenues of $0.

Operating expenses during the three months ended September 30, 2013 were $12,237 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended September 30, 2012 were $2,924 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

Operating expenses during the nine months ended September 30, 2013 were $25,842 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended September 30, 2012 were $18,254 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through September 30, 2013, and our accumulated deficit amounts to $112,124. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2013, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2013 and the period ending September 30, 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash used in operating activities	$(26,261)	$(18,254)
Net cash used in investing activities	-	-
Net cash provided by financing activities	26,106	1,340
Net increase (decrease) in Cash	(155)	(16,214)
Cash, beginning	155	18,342
Cash, ending	$-	$2,128

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

Operating activities

Net cash used in operating activities was $26,261 for the period ended September 30, 2013, as compared to $17,554 used in operating activities for the period ended September 30, 2012. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2013 was $26,106 as compared to $1,340 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2013.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: November 19, 2013	By:	/s/ Haito Liu
Haitao Liu
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)