Form 10-K
period 2013-12-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2014-04-17
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ]

Revenue for the year ended Dec. 31, 2013 was $0.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 13, 2014 was 54,365,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

 US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Form 10-K Annual Report
Table of Contents

2

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

According to the October 8, 2012, report in Harbin Tonghe County television, after Dadi Fertilizer Technology International (USA) Ltd. and Harbin HaiXin Biological Fertilizer Co., Ltd. reached an agreement, through the use of organic fertilizer from the cooperation projects of US Dadi Company, it had achieved great success in helping Tonghe County water rice cooperatives to plant “Daohuaxiang #7.” The success caused a big stir in Tonghe County. According to the introduction of Chairman Liu Haitao of Dadi Fertilizer Technology International (USA) Ltd., the successful work of “seed transplant” owed thanks to the superb quality and performance of the company’s fertilizer products, therefore each co-op is required to use 800 tons of “Hai Lu Xin” organic fertilizer next year, the result is the cumulative increase sales will reach 10 million yuans or more.

November 20, 2012, Harbin City TV news channels reported: Dadi Fertilizer Technology International (USA) Limited's "HaiXin water rice farmer cooperatives" collected a harvest on the organic water rice, the total output of 2,000 hectares was up to 16,700 tons, yielding 9% more than other plots, thanks to an antagonistic bio-organic fertilizer developed by the latest technology of Chinese Academy of Science, and produced by US Dadi Company. The great harvest provided the most powerful protection to the supply of raw materials of "Ma Lang He" brand of organic rice. The great harvest also will greatly stimulate next year’s fertilizer sales and the rapid expansion of water rice production base.

According to Harbin TV News Channels reports of two advanced cases on December 8, 2012 and December 9, 2012: Teng Yanhua, a farmer from Harbin Tonghe County Fulin Township Chalin Village, and Ba Zhanlong, another farmer from Tonghe County Xiangshun Town Xinglong Village, their 120 acres of paddy fields were applied “Hai Lu Xin” brand bio-organic fertilizer produced by US Dadi Fertilizer Company for three consecutive years, and their production had increased for three consecutive years. Two farmers have applied the fertilizer since 2010, the annual increase is more than 10%, and have significantly improved the quality of rice. It is more gratifying that the land with application of bio- fertilizer, the organic matter in the soil is increased by 0.4%, and the expansion of populations of beneficial microbes in the soil is increased, the agricultural production of the ecological cycle begins to take shape. To this end, the county propaganda department instructed Tonghe County television stations to broadcast the news in "Tonghe News" and "Country Voice Playback".

According to the reports of Heilongjiang satellite television and Heilongjiang provincial government website, on January 17 & 18, 2013, Heilongjiang Governor Wang Xiankui , Deputy Governor Lv Weifeng , Harbin Mayor Song XiBin and other leaders visited Tonghe County, and conducted research on agricultural farming structure along the Songhua River, production development planning and construction of industrial projects. In the modern agriculture demonstration area of Tonghe County Nong River Sun Valley, Governor Wang Xiankui and other leaders listened to Haixin water rice planting cooperatives affiliated of US Dadi Fertilizer Company, on the experience of extracting Songhua River water to increase rice production, Wang Xiankui governor was very pleased of the report, and suggested to make the full use of resources along Sonhua River, to convert the resource advantages into economic advantages, optimizing planting structure, carrying water to expand rice production, forming large farmers' cooperative association , to expand the cultivation of new agricultural subject "cold field black soil, green and organic agricultural products,” and to establish a plan in 2013 to bear the tasks to expand the five millions and four hundred thousand acres of water rice fields.

On April 3, 2013, Chinese government network and CCTV "News Network" reported: In order to implement the 2013 central document #1, the State Council determined that Heilongjiang Province would be the first to conduct the modern agriculture advance reform pilot program. The launch of this important policy will provide a golden opportunity of development for US Dadi Company, which is based in Heilongjiang to engage bio-organic fertilizer production and organic rice production. Therefore the company will accomplish a great deal.

In February 2013, Chairman Liu Haitao of US Dadi Fertilizer Company and Mr. Li Jingtao, Manager of Bayer Company of Germany signed a contract to act as a regional sales agent in Tonghe area for some of Bayer agricultural products. Bayer is the world's leading large enterprises, a world leader in agricultural product quality. The cooperation can provide worldwide superior agricultural products to local farmers, and services to the development of local farmers.

The cooperation project team of Dadi Fertilizer Technology International (USA) Limited successfully developed a wonder drug to effectively eradicate river barnyardgrass, and it solved the long-lasting unsolved problem in the rice fields. According to the introduction of Chairman Liu Haitao, the company, after three consecutive years of field application and technical improvement, is actively planning trademark registrations and product patents applications. The products not only ensure the organic rice farm production and stable income of "Haixin water rice farmer cooperatives,” which is the affiliated agency of US Dadi Company, it also increases the quality of “Ma Lang He” brand organic rice, a product of Dadi Company, at the same time it brings the benefits to the majority of rice farmers. Therefore, it is a good product which is beneficial to the company as well as to the others.

Liu Haitao, Chairman of US Dadi Fertilizer Company, and Liu Zhaorong, Chairman of Harbin Hai Xin Biological Fertilizer Co., Ltd. arrived in Hong Kong on August 6, 2013. Under the arrangement of Liu Cheng Qingxin, President of American Sino-US New Rural Development Advocacy Association, both chairmen engaged in a wide range of communication and negotiation with Hong Kong World SMEs Trade Association on the issues such as how to improve production standards ( European standards ) of organic fertilizer produced by US Dadi Fertilizer Company, fertilizer product sales, development and sales of green organic rice , Heilongjiang green non-genetically modified soybeans, crush-type technology to produce soybean oil (without adding any chemical substances ), and to enter the international markets. Hong Kong businessmen had made three suggestions toward US Dadi Fertilizer Company: First, hoping the produced fertilizer able to pass " European certification standards;” second, hoping to reduce the excessive heavy metals in fertilizers for the production of traditional Chinese medicine "Schisandra;” third, hoping to produce a lower nuclear leak contaminated soil fertilizer. After consulting with Mr. He Suicheng, who is from Shenyang Research Institute of Applie Ecology of Chinese Academy of Science, Liu Zhaorong of Harbin HaiXin Company gave satisfactory answers to Hong Kong businessmen: I. making fertilizer products as early as possible to meet EU standards in order to facilitate access for the products to international markets; II. with the Chinese Academy of Science's advanced technology, developing a product which can purifying, degrading, and reducing absorption of heavy metals by plants and nuclear elements of pollution. The talks achieved satisfactory results.

August 7, 2013, Hong Kong World SMEs and Trade Union news: To work together to promote and carry out in Hong Kong to establish Heilongjiang high-quality agricultural organic fertilizer sales base, and to promote organic fertilizer products produced by US Dadi Fertilizer Company in order to enter the international market, by mutual agreement , both parties in Hong Kong signed a cooperation framework agreement. Following the spirit of honesty, long-term stability, gradual development, and the principle of mutual benefit, before the project was officially launched and implemented, both parties signed a specific trade cooperation contract.

On August 10, 2013 , Chairman Liu Zhaorong of Harbin HaiXin Biological Fertilizer Co. Ltd., and Chairman Liu Haitao of US Dadi Fertilizer Company, on their way back from Hong Kong, had made a special trip to Chinese Academy of Science Shenyang Institute of Applied Ecology, discussed research issues with the researcher He Suicheng, deputy director of the new fertilizer center, on the development of manufacturing organic fertilizer which can be decomposed, purifying heavy metals and some core elements of contaminated soil bio-organic fertilizer. Director He Suicheng pointed out that he can assist Harbin Haixin Biological Fertilizer Co. Ltd. to develop and produce the kind of organic fertilizer with special features, and hope that through the Hong Kong World SMEs Trade Association, this special function of bio-organic fertilizer can be recommended to Japan Fukushima nuclear leakage area in order to apply experiments.

Employees

As of December 31, 2013, we had no employees, including management all work is done on a sub contract basis. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good. Our only subcontractor at this time is Integrated Creative Investment Consulting Group.

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

The global market and economic conditions during the years 2008 through 2013 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

ITEM 3 .	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of March 13, 2014, there were 194 record holders of all of our issued and outstanding shares of Common Stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

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

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

Revenue was $0 and $0 for the years ended December 31, 2013 and 2012 respectively.

Operating Expenses

Operating expenses were $35,066 and $20,324 for the years ended December 31, 2013 and 2012, respectively.

.

 Net Loss

Our net losses for the years ended December 31, 2013 and 2012 were $35,866 and $21,174, respectively.

Liquidity and Capital Resources

Years ended December 31, 2013 as compared to December 31, 2012

During the years ended December 31, 2013 and 2012, the Company recognized negative cash flows from operating activities of ($34,860) and ($18,809), respectively. As of December 31, 2013, the Company held cash and cash equivalents of $0 compared to cash of $155 as of December 31, 2012.

Cash flows provided from investment activities included proceeds from related party loan of $34,939 for year ended December 31, 2013 and $1,341 for the year ended December 31, 2012.. The Company paid $234 in 2013 and $719 in 2012 for the cancellation of common shares.

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

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualfid deferred compensation earnings	All Other Compensation	Total Compensation
Haitao Liu,	2012	$0	0	0	0	0	0	0	$0
Chairman, Pres., Dir., CEO	2013	0	0	0	0	0	0	0	0

Shuxia Wang,	2012	$0	0	0	0	0	0	0	0
Sec., Dir.	2013	0	0	0	0	0	0	0	0

Haishuai Liu	2012	0	0	0	0	0	0	0	0
CFO, Treas., Dir.	2013	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

(**) Percent of class is calculated on the basis of the number of common shares outstanding on December 31, 2013 (55,000,000) shares. The Company had 194 common shareholders as of December 31, 2013.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

The aggregate fees billed by KLJ & Associates, LLP and Sam Kan & Co. for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $9,000 for the fiscal year ended December 31, 2013 and $10,000 for 2012.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3. Exhibits Incorporated by Reference or Filed with this Report.

●	Reports of Independent Registered Public Accounting Firms

●	Balance Sheets as of December 31, 2013 and 2012

●	Statements of Operations for the year ended December 31, 2013 and 2012

●	Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2013 and 2012

●	Statements of Cash Flows for the year ended December 31, 2013 and 2012

●	Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: April 10, 2014
	By:	/s/ SHUXIA WANG
SHUXIA WANG, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2014
	By:	/s/ HAITAO LIU
HAITAO LIU, President, CEO

22

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US-DADI Fertilizer Industry International, Inc.

We have audited the accompanying consolidated balance sheets of US-DADI Fertilizer Industry International, Inc. (a development stage company) (the “Company”) as of December 31, 2013 and 2012 , and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013and 2012 and the period August 11, 2010 (Inception) through December 31 2013.US-DADI Fertilizer Industry International, Inc.’s management.is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US-DADI Fertilizer Industry International, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period August 11, 2010 (Inception) through December 31 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 and the period August 11, 2010 (Inception) through December 31 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 17, 2014

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$—	$155
Total current assets	—	155

Total assets	$—	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,321	$3,315
Related party loans	36,280	1,341
Total current liabilities	40,601	4,656

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,365,000 and 54,521,000 issued and outstanding as of December 31, 2013 and 2012, respectively.	81,547	81,781
Deficit accumulated during development stage	(122,148)	(86,282)
Total stockholders' deficit	(40,601)	(4,501)

Total liabilities and stockholders' deficit	$—	$155

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

	Year ended December 31,		Period from August 11, 2010 (Inception) to December 31,
	2013	2012	2013
Revenue	$—	$—	$—

Operating expenses
General and administrative	35,066	20,324	100,416
Total operating expenses	35,066	20,324	100,416

Loss from operations	(35,066)	(20,324)	(100,416)

Other expense
Interest expense	—	50	100
Total other expense	—	(50)	(100)

Income tax	(800)	(800)	(2,400)

Net loss	$(35,866)	$(21,174)	$(102,916)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,392,279	54,456,929

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity
			Deficit Accumulated
	Common Stock		During Development
	Shares	Amount	Stage	Total
Balance, August 11, 2010 (Inception)	—	$—	$—	$—
Net loss for the period	—	—	(336)	(336)
Balance, December 31, 2010	—	—	(336)	(336)

Common stock issued for cash	55,000,000	82,500	—	82,500
Dividend			(19,232)	(19,232)
Net loss for the period	—	—	(45,540)	(45,540)
Balance, December 31, 2011	55,000,000	82,500	(65,108)	17,392

Common stock issued for cash	—	—	—	—
Shares cancelled	(479,000)	(719)	—	(719)
Net loss for the period	—	—	(21,174)	(21,174)
Balance, December 31, 2012	54,521,000	81,781	(86,282)	(4,501)

Shares cancelled	(156,000)	(234)		(234)
Net loss for the period	—	—	(35,866)	(35,866)
Balance, December 31, 2013	54,365,000	$81,547	$(122,148)	$(40,601)

 See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31,		Period from August 11, 2010 (Inception) to December 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(35,866)	$(21,174)	$(102,916)
Changes in operating liabilities:
Accounts payable	1,006	2,365	4,320
Net cash (used in) operating activities	(34,860)	(18,809)	(98,596)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from related party loans	34,939	1,341	36,281
Dividend	—	—	(19,232)
Cancellation of common shares	(234)	(719)	(953)
Proceeds from sale of stock	—	—	82,500
Net cash provided by financing activities	34,705	622	98,596

Net change in cash	(155)	(18,187)	—
Cash at beginning of period	155	18,342	—
Cash at end of period	$—	$155	$—

Supplemental cash flow information
Cash paid for interest	$—	$—	$100
Cash paid for income taxes	$—	$—	$1,600

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Stock

The Company has authorized two hundred and fifty million (250,000,000) shares of common stock with no par value. Currently, there were 54,365,000 and 54,521,000 shares issued and outstanding as of December 31, 2013 and 2012.

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

December 31, 2013 and 2012

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2013 or 2012 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	39%
Effect on operating losses	(39%)
-

Changes in the net deferred tax assets consist of the following:

	2013	2012
Net operating loss carry forward	$35,866	$21,174
Valuation allowance	(35,866)	(21,174)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2013	2012
Tax at statutory rate (39%)	$13,988	$8,258
Increase in valuation allowance	(13,988)	(8,258)
	$-	$-

The net federal operating loss carry forward will expire in 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 4 – COMMON STOCK

During the year ended December 31, 2011, 55,000,000 shares of common stock were issued to various shareholders at $.0015 per share for total cash proceeds of $82,500.

During the year ended December 31, 2012, 479,000 shares of common stock were cancelled by various shareholders at $0.0015 per share with total cash returns of $719.

During the year ended December 31, 2013 156,000 shares of common stock were cancelled by a shareholder at $0.0015 per share with total cash returns of $234

There were 54,365,000 and 54,521,000 shares issued and outstanding at December 31, 2013 and 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The Company received advances from related parties totaling $34,939 and $1,341 during the years ended December 31, 2013 and 2012. The advances from related parties are due on demand with no interest incurred.

NOTE 6 - JOINT VENTURE FOR POTENTIAL PROJECTS

The Company entered a joint venture agreement with an unrelated foreign company on October 31, 2010. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years. The joint venture will be officially started once the Company has raised enough capital and a lucrative business opportunity is identified.  In according with ASC810-10-15-14, “Variable Interest Entity” or VIE, in order to qualify as a VIE, the entity should have one or more than one party meets the economic criterion of a primary beneficiary, but only one party will have power.  A reporting entity does not have to exercise its power to have power. Rather, the focus is on who has the ability to direct the activities that most significantly impact the economic if so that entity needs to perform the consolidation.  As stated above, the Company entered a JV agreement with the other party; however, the agreement has not been started as of the filing date because there is not enough capital being raised and the business has not been identified yet.  If the agreement started, the Company will consider which party has the power and has the ability to direct the activities that most significantly impact the economic and the Company will consider who needs to be performed the consolidation on its book.

NOTE 7 – RESTATEMENT

We are restating our audited financial statements for the years ended December 31, 2012 and 2011, to correct the accounting for deemed dividends issued to certain shareholders during the year ended December 31, 2011. Specifically, deemed dividends issued to certain shareholders were incorrectly recorded as operating expenses during the year ended 2011 and accordingly incorrectly classified within net loss in the Statement of Stockholder’s Equity as of December 31, 2011. In addition, the ‘From Inception on August 10, 2010 to December 31, 2012’ Statement of Operations included in the financial statements for the year ended December 31, 2012 also had these amounts classified as operating expenses.

These errors were detected during the course of the re-audit of our December 31, 2012 financial statements. Our independent auditors, KLJ & Associates, LLP, requested that we review various cash disbursements made to shareholders in 2011 to discern whether they were valid and supported business expenses or rather had characteristics more aligned with the return of shareholder capital (deemed dividend). Upon performance of this review, management determined that certain of these transactions originally recorded as expense should have been recorded as deemed dividends.

There was no impact to earnings per share for the periods restated.

The following is a summary of the effects of these changes on the Company’s Statement of Changes in Stockholder’s Equity for the year ended December 31, 2011 and Statements of Operations and Statements of Cash Flows for the year ended December 31, 2011, the period From the Inception on August 11, 2010 to December 31, 2011, and the period From the Inception on August 11, 2010 to December 31, 2011. (Note – this restatement did not impact the balance sheet for any year previously presented).

The following two tables are a summary of the effects of these changes on the Company’s quarterly Statements of Operations and Statements of Cash Flows, respectively, for the periods from inception on August 11, 2010 to the quarters then ended, 2013:

	As Previously Reported	Adjustments	As Restated
Statement of Operations

For the Year Ended December 31, 2011
General and administrative	$63,922	$(19,232)	$44,690
Total operating expenses	(63,922)	19,232	(44,690)
Net loss	(64,772)	19,232	(45,540)

From the Inception on August 11, 2010 to December 31, 2011
General and administrative	$64,158	$(19,232)	$44,926
Total operating expenses	(64,158)	19,232	(44,926)
Net Loss	(65,108)	19,232	(45,876)

From the Inception on August 11, 2010 to December 31, 2012
General and administrative	$84,582	$(19,232)	$65,350
Total operating expenses	(84,582)	19,232	(65,350)
Net Loss	(86,282)	19,232	(67,050)

Statement of Stockholders’ Equity – (Accumulated Deficit Column)

Net loss for year ended December 31, 2011	$(64,772)	$19,232	$(45,540)
Deemed distribution	—	(19,232)	(19,232)

Statement of Cash Flows

For the Year Ended December 31, 2011
Net loss	$(64,772)	$19,232	$(45,540)
Net cash used in operating activities	(64,158)	19,232	(44,926)

Dividends paid	$—	$(19,232)	$(19,232)
Net cash provided by financial activities	82,164	(19,232)	62,932

From the Inception on August 11, 2010 to December 31, 2011

Net loss	$(64,158)	$19,232	$(44,926)
Net cash used in operating activities	(64,158)	19,232	(44,926)

Dividends paid	$—	$(19,232)	$(19,232)
Net cash provided by financing activities	83,122	(19,232)	63,890

From the Inception on August 11, 2010 to December 31, 2012

Net loss	$(86,282)	$19,232	$(67,050)
Net cash used in operating activities	(82,967)	19,232	(63,735)

Dividends paid	$—	$(19,232)	$(19,232)
Net cash provided by financing activities	83,122	(19,232)	63,890

	First Quarter	Second Quarter	Third Quarter
Statement of Operations

2013 Restated
General and administrative	$69,162	$78,955	$91,192
Total operating expenses	69,162	78,955	91,192
Loss from operations	(69,162)	(78,955)	(91,192)
Income before income taxes	(69,162)	(79,055)	(91,293)
Net loss	(70,962)	(80,655)	(92,892)

Statement of Cash Flows

2013 Restated
Net loss	$(70,962)	$(80,655)	$(92,892)
Net cash used in operating activities	(69,048)	(78,701)	(89,996)

Dividends paid	$(19,232)	$(19,232)	$(19,232)
Net cash provided by financing activities	69,048	78,701	89,996

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 through the date of this filing. No additional disclosure required.