Form 10-K/A
period 2013-12-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2014-04-24
CIK 1547015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Revenue for the year ended Dec. 31, 2013 was $0.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 13, 2014 was 54,365,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

ITEMS AMENDED HEREBY

As used in this amended report, the “Company” or “Us” or “We” or “Our” refer to US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC., a California corporation, unless the context otherwise requires.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Annual Period Ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2014, is solely to revise the Shell Company status check box on the first page above

This Amendment makes no other changes to the Form 10-K as filed with the SEC on April 17, 2014 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-K (i.e., those events occurring after April 17, 2014) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

 US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Form 10-K/A Annual Report
Table of Contents

PART IV
Item 15.	Exhibits and Financial Statement Schedules	3

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

3. Exhibits Incorporated by Reference

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: April 22, 2014
	By:	/s/ SHUXIA WANG
SHUXIA WANG, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2014
	By:	/s/ HAITAO LIU
HAITAO LIU, President, CEO

4