Form 10-Q
period 2014-03-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2014-05-15
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2014 was 54,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

March 31, 2014 and 2013

Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	4
Condensed Statement of Operations for the Three Months Ended March 31, 2014 and 2013 and the Period of August 11, 2010 (Inception) to March 31, 2014 (Unaudited)	5
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and the Period of August 11, 2010 (Inception) to March 31, 2014 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,344	$4,321
Related party loans	44,397	36,280
Total current liabilities	48,741	40,601

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,365,000 issued and outstanding	81,547	81,547
Accumulated deficit	(130,288)	(122,148)
Total stockholders' deficit	(48,741)	(40,601)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited condensed financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three months ended March 31,		Period from August 11, 2010 (Inception) to March 31,
	2014	2013	2014
Revenue	$—	$—	$—

Operating expenses
General and administrative	8,140	4,712	108,556
Total operating expenses	8,140	4,712	108,556

Loss from operations	(8,140)	(4,712)	(108,556)

Other expense
Interest expense	—	—	100
Total other expense	—	—	(100)

Income tax	—	—	(2,400)

Net loss	$(8,140)	$(4,712)	$(111,056)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,365,000	54,457,933

See accompanying notes to unaudited condensed financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31,		Period from August 11, 2010 (Inception) to March 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(8,140)	$(4,712)	$(111,056)
Changes in operating liabilities:
Accounts payable	23	(601)	4,344
Net cash used in operating activities	(8,117)	(5,313)	(106,712)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from bank overdraft	—	5,158	—
Proceeds from related party loans	8,117	—	44,397
Dividend	—	—	(19,232)
Cancellation of common shares	—	—	(953)
Proceeds from sale of stock	—	—	82,500
Net cash provided by financing activities	8,117	5,158	106,712

Net change in cash	—	(155)	—
Cash at beginning of period	—	155	—
Cash at end of period	$—	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—	$100
Cash paid for income taxes	$—	$1,700	$2,400

See accompanying notes to unaudited condensed financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 and 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows March 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 financial statements. The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE -3 RELATED PARTY LOAN

The Company received advances from related parties totaling $8,117during the three months ended March 31, 2014.The advances from related parties are due on demand with no interest incurred. Total balance owed as of March 31, 2014 was 44,397.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 and 2013

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertilizer-related products and equipment exporter. Since our inception on August 11, 2010 through March 31, 2014, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2014 the Company had an accumulated deficit of $130,288. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2014, we generated revenue of $0. During the three months ended March 31, 2013, we generated revenue of $0.

Operating expenses during the three months ended March 31, 2014 were $8,140 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended March 31, 2013 were $4,712 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through March 31, 2014, and our accumulated deficit amounts to $130,288. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2014, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and the period ending March 31, 2013:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2014
Net cash used in operating activities	$(5,313)	$(8,117)
Net cash used in investing activities	—	—
Net cash provided by financing activities	5,158	8117
Net increase (decrease) in Cash	(155)	—
Cash, beginning	155	—
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $8,117 for the period ended March 31, 2014, as compared to $5,313 used in operating activities for the period ended March 31, 2013. The increase in net cash used in operating activities was primarily due to a increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended March 31, 2014, as compared to $0 used in investing activities for the same period in 2013.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2014 was $8,117 as compared to $5,158 for the same period of 2013. The increase is related to loans form related parties to fund the operating expenses of the company .

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

Item 1A. Risk Factors

The risk factors listed in our 2013 Form 10-K on pages 5 to 10, filed with the Securities Exchange Commission on April 17, 2014, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: May 14, 2014	By:	/s/ Haitao Liu
Haitao Liu
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)