Form 10-Q
period 2014-06-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2014-08-14
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes □ No X

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2014 was 54,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2014 and 2013

Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	1
Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and the Period of August 11, 2010 (Inception) to June 30, 2014 (Unaudited)	2
Statement of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and the Period of August 11, 2010 (Inception) to June 30, 2014 (Unaudited)	3
Notes to Unaudited Financial Statements	4

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,036	$4,321
Related party loans	47,849	36,280
Total current liabilities	56,885	40,601

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,365,000 issued and outstanding	81,547	81,547
Accumulated deficit	(138,432)	(122,148)
Total stockholders' deficit	(56,885)	(40,601)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statement of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	8,144	8,893	16,284	13,605
Total operating expenses	8,144	8,893	16,284	13,605

Loss from operations	(8,144)	(8,893)	(16,284)	(13,605)

Other expense
Interest expense	—	—	—	—
Total other expense	—	—	—	—

Income tax	—	—	—	—

Net loss	$(8,144)	$(8,893)	$(16,284)	$(13,605)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	54,365,000	54,365,000	54,365,000	54,420,160

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(16,284)	$(13,605)
Changes in operating liabilities:
Accounts payable	4,715	(1,361)
Net cash used in operating activities	(11,569)	(14,966)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	11,569	14,811
Repayment of related party loans	—	—
Proceeds from sale of stock	—	—
Net cash provided by financing activities	11,569	14,811

Net change in cash	—	(155)
Cash at beginning of period	—	155
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2014 and 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 financial statements. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, the Company received loans from related parties totaling $11,569 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $47,849 and $36,280 due to related parties as of June 30, 2014 and December 31, 2013, respectively.

NOTE 5 – SUBSEQUENT EVENTS

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through June 30, 2014, we generated no revenues from that line of business.

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

On November 19, 2013, Hong Kong time, US-Dadi Fertilizer Industry International Inc. held a press conference in Hong Kong to announce that US-Dadi has gone public on OTCQB market. The press conference was well received by its audience. Attendees included representatives of partners of US-Dadi, namely, Harbin Haixin Biological Fertilizer Company Limited, Saturnus Agri-Tech US International Inc, World SME Trade Alliance Limited, and South China Securities Limited, as well as more than 50 investors.

Introduction by World SME Trade Alliance Limited, US-Dadi started to work with Saturnus Agri-Tech US International Inc. on the cooperation of US-Dadi with Harbin Haixin Biological Fertilizer Company Limited to develop the brand name “Haixin” and to market its bio-organic fertilizer products to South-East Asia. Recently, the cooperation had reached an initial sales agreement with clients in Surabaya, Indonesia.

Feb 19, 2014 -- US-Dadi Fertilizer Industry International Inc. has developed its South Asian organic fertilizer focus market in Indonesian Magetan Regency. The area is in populous East Java province, nearby city of Surabaya, with population of over 600,000.

In November of 2013, US-Dadi joined Southeast Asian Agricultural experts from Saturnus Agri-Tech US International Inc to visit an Indonesian farm cooperative in Surabaya. Indonesian farmers expressed strong interest in US-Dadi's products and proposal to increase local agricultural production. The company planed to ship out its newly developed organic fertilizer for local farmer to try out in February. Since then, the interest has spread to whole regency. US-Dadi decides to reinspect larger area of local farmland in March for the best result of soil improvement.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2014 the Company had an accumulated deficit of $138,432. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2014, we generated revenue of $0. During the three and six months ended June 30, 2013, we generated revenue of $0.

Operating expenses during the three months ended June 30, 2014 were $8,144 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2013 were $8,893 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

Operating expenses during the six months ended June 30, 2014 were $16,284 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the six month period ended June 30, 2013 were $13,605 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2013, and our accumulated deficit amounts to $138,432. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2014, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and the period ending June 30, 2013:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2014
Net cash used in operating activities	$(14,966)	$(11,569)
Net cash used in investing activities	-	-
Net cash provided by financing activities	14,811	11,569
Net increase (decrease) in Cash	(155)	-
Cash, beginning	155	-
Cash, ending	$-	$-

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

Operating activities

Net cash used in operating activities was $11,569 for the period ended June 30, 2014, as compared to $14,966 used in operating activities for the period ended June 30, 2013. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2014, as compared to $0 used in investing activities for the same period in 2013.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $11,569 as compared to $14,811 for the same period of 2013. These amounts were advances from shareholders to fund the operations for the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2014.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: August 12, 2014	By:	/s/ Haitao Liu
Haitao Liu
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)