Form 10-Q
period 2014-09-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2014-11-10
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2014 was 55,000,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

September 30, 2014 and 2013

Unaudited Balance Sheets as of September 30, 2014 and December 31, 2013	4
Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	5
Unaudited Statement of Cash Flows for the Nine Months Ended September 30, 2014 and	6
Notes to Unaudited Financial Statements	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,215	$4,321
Related party loans	52,595	36,280
Total current liabilities	61,810	40,601

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,365,000 issued and outstanding	81,547	81,547
Accumulated deficit	(143,357)	(122,148)
Total stockholders' deficit	(61,810)	(40,601)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Unaudited Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	4,925	12,237	21,209	25,842
Total operating expenses	4,925	12,237	21,209	25,842

Loss from operations	(4,925)	(12,237)	(21,209)	(25,842)

Other expense
Interest expense	—	—	—	—
Total other expense	—	—	—	—

Income tax	—	—	—	—

Net loss	$(4,925)	$(12,237)	$(21,209)	$(25,842)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	54,365,000	54,521,000	54,365,000	54,521,000

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Unaudited Statements of Cash Flows

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(21,209)	$(25,842)
Changes in operating liabilities:
Accounts payable	4,894	(419)
Net cash used in operating activities	(16,315)	(26,261)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	16,315	26,106
Net cash provided by financing activities	16,315	26,106

Net change in cash	—	(155)
Cash at beginning of period	—	155
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Financial Statements

September 30, 2014 and 2013 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows September 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 financial statements. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Financial Statements

September 30, 2014 and 2013 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, the Company received loans from related parties totaling $16,315 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $52,595 and $36,280 due to related parties as of September 30, 2014 and December 31, 2013, respectively.

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through September 30, 2014, we generated no revenues from that line of business.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $143,357. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2014, we generated revenue of $0. During the three months ended September 30, 2013, we generated revenue of $0. During the nine months ended September 30, 2014, we generated revenues of $0. During the nine months ended September 30, 2013, we generated revenues of $0.

Operating expenses during the three months ended September 30, 2014 were $4,925 all of which consisted of general and administrative expenses. In comparison, operating expenses for the period ended September 30, 2013 were $12,237 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

Operating expenses during the nine months ended September 30, 2014 were $21,209 all of which consisted of general and administrative expenses. In comparison, operating expenses for the period ended September 30, 2013 were $25,842 all of which consisted of general and administrative expenses.

We have not been profitable from our inception in 2010 through September 30, 2014, and our accumulated deficit amounts to $143,357. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2014, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and the period ending September 30, 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash used in operating activities	$(16,315)	$(26,261)
Net cash used in investing activities	—	—
Net cash provided by financing activities	16,315	21,106
Net increase (decrease) in Cash	—	(155)
Cash, beginning	—	155
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $16,315 for the period ended September 30, 2014, as compared to $26,261 used in operating activities for the period ended September 30, 2013. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2014, as compared to $0 used in investing activities for the same period in 2013.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2014 was $16,315 as compared to $26,106 for the same period of 2013. The decrease of net cash provided by financing activities was mainly attributable to less in shareholder loans to fund operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2014.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: November 7, 2014	By:	/s/ Haitao Liu
Haitao Liu
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)