Form 10-K
period 2014-12-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2015-04-15
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Revenue for the year ended Dec. 31, 2014 was $0.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 30, 2015 was 54,521,000 shares.

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

Employees

As of December 31, 2014, we had no employees, including management all work is done on a sub contract basis. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

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

The global market and economic conditions during the years 2008 through 2014 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

14

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

(b) Holders. As of March 30, 2015, there were 194 record holders of all of our issued and outstanding shares of Common Stock.

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

15

Results of Operations

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Revenue

Revenue was $0 and $0 for the years ended December 31, 2014 and 2013 respectively.

Operating Expenses

Operating expenses were $28,169 and $35,066 for the years ended December 31, 2014 and 2013, respectively.

.

 Net Loss

Our net losses for the years ended December 31, 2014 and 2013 were $28,969 and $35,866, respectively.

Liquidity and Capital Resources

Years ended December 31, 2014 as compared to December 31, 2013

During the years ended December 31, 2014 and 2013, the Company recognized negative cash flows from operating activities of ($16,075) and ($34,860), respectively. As of December 31, 2014, the Company held cash and cash equivalents of $0 compared to cash of $0 as of December 31, 2013.

Cash flows provided from investment activities included proceeds from related party loan of $16,075 for year ended December 31, 2014 and $34,939 for the year ended December 31, 2013.

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

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2014 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Executive Officers

Name	Position

Benedict Ling Yam, LAM	CEO, PRESIDENT, DIR.
Miss Mandy Fung-Yee, Yip	CFO, CAO, TREAS. DIR.
Anthony Chai Fung, Fan	SECRETARY, DIR.

Directors, Executive Officers, Promoters and Control Persons

Benedict Ling Yam, LAM-- CEO, PRESIDENT, DIR.

Summary

Benedict is a seasoned and certified project management professional (PMP) who has more than 25 years of working experience in the IT industry and consulting business.

Benedict comes from a technical background and has developed business domain knowledge in various industries and demonstrated strong management skills at senior level.

Benedict is experienced in delivering advanced technological solution deploying best of the breed technologies for mission-critical systems. The projects that he managed are of highly degree in complexity, advanced and innovative, multi-million dollars in budget, tight in schedule and highly demanded by business.

Benedict has provided consultancy services to multi-national corporations, listed companies and renowned enterprises, in various industries, namely, finance, insurance and wealth management, telecommunications, manufacturing, logistics and supply chain, air cargo and ecommerce business.

Benedict has gained management and investing experience in the recent years and holds executive position in investment firm.

Working Experiences (Highlights)

Benedict is an experienced project management professional with excellent engagement and management skills to deliver innovative systems solutions to his clients.

Benedict has held various senior positions in HACTL, AXA, iASPEC and other consultancy firms. He has provided consultancy services to Cathay Pacific, ZTE Corporation, PCCW, Sun Hung Kai Properties Limited, SUNeVision, Hong Kong Productivity Council, LKM corporation, and involved in the bidding process for various government project proposals.

At Cathay Pacific, Benedict has involved in CX’s cargo terminal project to provide consultancy services which covered business validation from design to build and to implement, risk assessment and business advice in development its operations, automation and IT systems as well as its business continuity planning.

At ZTE Corporation, Benedict has involved in ZTE’s business reengineering project to provide consultancy services of ZTE headquarter in Shenzhen Science and Technology Park focusing on reengineering its logistics business and modernizing its operations. At the same time, Benedict has also provided recommendations to ZTE in the planning and development phase of its new R&D park in Heyuan.

At AXA China Region, a subsidiary of AXA (top 9th of the Global 500), Benedict has developed a brand new ecommerce platform and product solutions in traditional lines of business. He has supported the regional units in Asia as well as managed the outsourced service providers.

At Pacific Century CyberWorks, Benedict has involved in PCCW’s total design of its next generation blueprint. He provided design recommendations to PCCW in its enterprise architecture design and planning in order to meet its opportunities and challenges in the 4G arena.

At the Hong Kong Air Cargo Terminals Limited (the world’s largest single air cargo terminal facility), Benedict served as the project manager to build HACTL’s most complex and mission critical systems which manage and automate the air cargo handling business operations in its terminal at the Hong Kong International Airport. He also managed complex and critical projects such as testing and commissioning for the IT systems and facilities in HACTL’s new terminal and site relocation logistics for the new airport at Chek Lap Kok and the development of the Y2K compliance programme as well as the business contingency and continuity plan.

Benedict has substantial experience in quality management systems. Benedict led HACTL to obtain its ever first ISO9000 certification for its data centre. Benedict also led iASPEC to adopt the HKSQA model developed by HKPC. Benedict also led AXA HK to attain CMM Level 3 accreditation which was the pioneer in the group.

Qualifications

Benedict graduated from the Hong Kong Polytechnic in 1988 in Computing Studies and completed study in Victoria University (Australia) obtaining the Bachelor degree in Computer Sciences in 1995.

Benedict is a certified Project Management Professional (PMP). Benedict practiced PMBOK, SSADM, PRINCE, SEI-CMM/CMMI, HKSQA, ISO9000, AXAWAY and BCCP in the projects he has managed and involved.

Professional contributions

Benedict holds a number of positions in the I.T. professional organizations. He currently serves the community in the following capacities:

•      Member of the Hong Kong Computer Society (HKCS)

•      Member of the Institute of Electrical and Electronics Engineers (MIEEE)

•      Chairperson of the Project Management Specialist Group (PMSG) of the HKCS

•      Executive member of the Hong Kong Software Process Improvement Network (HKSPIN)

•      Executive member of the Quality Management division of the HKCS

•      Executive member of the Cloud Computing Special Interest Group (CCSIG) of HKCS

Benedict has been actively involved in the HKCS, universities, government and in the industry.

•      Conference organizer for the Hong Kong Computer Society (HKCS)

•      Project team and programme member for the conference organized by the Hong Kong Polytechnic University

•      Project team of the Government funded project – CMM Fast Track programme

•      Member of the I.T. in Education Task Force of HKCS

•      Member of the programme committee of the Hong Kong International Computer Conference, an annual prominent event for the IT industry in Hong Kong

•      Assessor of the Best Business Award in the Hong Kong Information and Communication Award since 2009, an government initiative for recognition of players in the IT industry in Hong Kong

•      Guest teaching positions in the SPACE of University of Hong Kong and SCE of Hong Kong Baptist University

Miss Mandy Fung-Yee, Yip--CFO, CAO, TREAS. DIR

Hong Kong Agricultural Economic and Trade Promotional Association Limited (Vice-president)

World SME Trade Alliance Limited (Vice-president)

Miss Mandy Yip had started to work as a department head and general manager in the department of import and export in different trading companies since 1989. She also worked as a quota consultant in different Hong Kong enterprises. Moreover, she was invited to work as a consultant in Mainland for dealing with the problem about the registration when setting up a factory and mediating the document for customs clearance and bank document, those were about the procedure from import or export to receive payment. For instance, she needed to deal with the agreement of approval about import and export from China Custom; examine documents about customs clearance and the quota system of America, Europe and Canada; arrange the quota allocation of different countries in order to satisfy requirements of production process so that it would not excess cost and accomplish the process and procedure of legal export with minimum cost; examine banker’s credit given by customers to evaluate whether company could receive payment on time and its degree of risk. Those were the job duties of Miss Yip while she worked as a consultant.

Miss Yip had started to investigate some non-mainstream investment products since 1995. Some people, who did not understand about investment, might not have an awareness to invest some guaranteed products as a choice for adding value. She studied about company background, country background, rate of return, the relationship of guarantee and non-guarantee, product evaluation from different companies and the development and outlook of company. Therefore, she helped companies and clients avoid two economic crises.

Miss Yip started to conduct a survey and investigation aboard recently. She had visited farmers in Indonesia and taught them about the effect and disadvantage of using fertilizer. Also, she took soil sample from there in order to produce harmless fertilizer for them. All these visits had successfully made those people in poor districts or countries understand that there were charity organizations concerning about them.

Professional qualification and license

Member of Professional Insurance Brokers Association (PIBA)

Agent of Estate Agents Authority (EAA)

Anthony Chai Fung, Fan- SECRETARY, DIR.

Hong Kong Agricultural Economic and Trade Promotional Association Limited (President)

Mr Fan started his banking career in the securities department of an international bank in Hong Kong in 2008 to handle clients’ enquires about corporate actions and structural investment products.

In 2013, Mr Fan joined a trade union in Hong Kong. Being an active member of the union, Mr Fan took business trips and attended investment seminars in the Mainland and America so as to achieve the union’s target -- promoting Mainland’s organic agricultural products to all over the world

Compensation and Audit Committees

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Haitao Liu,	2014	$0	0	0	0	0	0	0	$0
Chairman, Pres., Dir., CEO	2013	0	0	0	0	0	0	0	0

Shuxia Wang,	2014	$0	0	0	0	0	0	0	0
Sec., Dir.	2013	0	0	0	0	0	0	0	0

Haishuai Liu	2014	0	0	0	0	0	0	0	0
CFO, Treas., Dir.	2013	0	0	0	0	0	0	0	0

Benedict Ling Yam, LAM	2014	0	0	0	0	0	0	0	0
Chairman, Pres., Dir., CEO

Mandy Fung-Yee, Yip	2014	0	0	0	0	0	0	0	0
CFO, Treas., Dir

Anthony Chai Fung	2014	0	0	0	0	0	0	0	0
Sec., Dir.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

HAITAO LIU	Daly City, CA	35,500,000	64.5%
SHUXIA WANG	Daly City, CA	0	0%
HAISHUAI LIU	Daly City, CA	0	0%
Benedict Ling Yam, LAM	Daly City, CA	0	0%
Mandy Fung-Yee, Yip	Daly City, CA	0	0%
Anthony Chai Fung	Daly City, CA	0	0%
All Directors and Officers as a Group (3 persons)		35,500,000	64.5%

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

(**) Percent of class is calculated on the basis of the number of common shares outstanding on December 31, 2014 (55,000,000) shares. The Company had 194 common shareholders as of December 31, 2014.

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

Audit Fees

The aggregate fees billed by KLJ & Associates, LLP and Sam Kan & Co. for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $9,000 for the fiscal year ended December 31, 2014 and $9,000 for 2013.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

●	Reports of Independent Registered Public Accounting Firms

●	Balance Sheets as of December 31, 2014 and 2013

●	Statements of Operations for the year ended December 31, 2014 and 2013

●	Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2014 and 2013

●	Statements of Cash Flows for the year ended December 31, 2014 and 2013

●	Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: April 9, 2014
	By:	/s/ Anthony Chai Fung
Anthony Chai Fung, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2014

	By:	/s/ Benedict Ling Yam
Benedict Ling Yam, President, CEO

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US-DADI Fertilizer Industry International, Inc.

We have audited the accompanying balance sheets of US-DADI Fertilizer Industry International, Inc. (the “Company”) as of December 31, 2014 and 2013 , and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014and 2013.US-DADI Fertilizer Industry International, Inc.’s management.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of US-DADI Fertilizer Industry International, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 9, 2015

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Balance Sheets

	December 31,
	2014	2013
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued expenses	$17,215	$4,321
Related party loans	52,355	36,280
Total current liabilities	69,570	40,601

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,365,000 issued and outstanding	81,547	81,547
Accumulated deficit	(151,117)	(122,148)
Total stockholders' deficit	(69,570)	(40,601)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statements of Operations

	Year ended December 31,
	2014	2013
Revenue	$—	$—

Operating expenses
General and administrative	28,169	35,066
Total operating expenses	28,169	35,066

Loss from operations	(28,169)	(35,066)

Other expense
Interest expense	—	—
Total other expense	—	—

Income tax	(800)	(800)

Net loss	$(28,969)	$(35,866)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,365,000	54,392,279

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statement of Changes in Stockholders' Deficit

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2012	54,521,000	81,781	(86,282)	(4,501)

Shares cancelled	(156,000)	(234)	—	(234)
Net loss, year ended December 31, 2013	—	—	(35,866)	(35,866)
Balance, December 31, 2013	54,365,000	81,547	(122,148)	(40,601)

Net loss, year ended December 31, 2014	—	—	(28,969)	(28,969)
Balance, December 31, 2014	54,365,000	$81,547	$(151,117)	$(69,570)

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(28,969)	$(35,866)
Changes in operating liabilities:
Accounts payable & accrued liabilites	12,894	1,006
Net cash used in operating activities	(16,075)	(34,860)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	16,075	34,939
Cancellation of common shares	—	(234)
Net cash provided by financing activities	16,075	34,705

Net change in cash	—	(155)
Cash at beginning of period	—	155
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2014 and 2013

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

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of California on August 11, 2010. The Company is a fertilizer-related products and equipment exporter.

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

Notes to Financial Statements

December 31, 2014 and 2013

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

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Stock

The Company has authorized two hundred and fifty million (250,000,000) shares of common stock with no par value. There were 54,365,000 shares of common stock issued and outstanding as of December 31, 2014 and 2013.

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

Notes to Financial Statements

December 31, 2014 and 2013

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2014 or 2013 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	39%
Effect on operating losses	(39%)
—

Changes in the net deferred tax assets consist of the following:

	2014	2013
Net operating loss carry forward	$11,298	$13,988
Valuation allowance	(11,298)	(13,988)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	2014	2013
Tax at statutory rate (39%)	$58,935	$47,637
Increase in valuation allowance	(58,935)	(47,637)
Net deferred tax asset	$—	$—

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 4 – COMMON STOCK

During the year ended December 31, 2012, 479,000 shares of common stock were cancelled by various shareholders at $0.0015 per share with total cash returns of $719.

During the year ended December 31, 2013, 156,000 shares of common stock were cancelled by a shareholder at $0.0015 per share with total cash returns of $234.

There were 54,365,000 shares issued and outstanding at December 31, 2014 and 2013.

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

The Company received advances from related parties totaling $16,075 and $34,939 during the years ended December 31, 2014 and 2013. The advances from related parties are due on demand with no interest incurred. The balance due as of December 31, 2014 and 2013 was $52,355 and $36,280, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 through the date of this filing. No additional disclosure required.