Form 10-Q
period 2015-06-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2015-08-14
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

1212 S. Casino Center

Las Vegas, NV 89104

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

Yes □ No X

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2015 was 98,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

Unaudited Condensed Balance Sheets as of June 30, 2015 and December 31, 2014	4
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	5
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6
Notes to Unaudited Financial Statements	7- 8

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Prepaid expenses	$233,750	$—
Total current assets	233,750	—
Total assets	$233,750	$—
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$16,780	$17,215
Related party loans	82,115	52,355
Total current liabilities	98,895	69,570
Stockholders' equity (deficit)
Common stock, no par value; 250,000,000 shares authorized; 98,365,000 and 54,365,000 issued and outstanding at June 30, 2015 and December 31, 2014	521,547	81,547
Accumulated deficit	(386,692)	(151,117)
Total stockholders' equity (deficit)	134,855	(69,570)
Total liabilities and stockholders' equity (deficit)	$233,750	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	117,202	8,144	235,575	16,284
Total operating expenses	117,202	8,144	235,575	16,284
Loss from operations	(117,202)	(8,144)	(235,575)	(16,284)
Other expense
Interest expense	—	—	—	—
Total other expense	—	—	—	—
Income tax	—	—	—	—
Net loss	$(117,202)	$(8,144)	$(235,575)	$(16,284)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	98,365,000	54,365,000	98,365,000	54,365,000

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Unaudited)
Six months ended June 30,

	2015	2014
Cash flows from operating activities
Net loss	$(235,575)	$(16,284)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	220,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(13,750)	—
Accounts payable	(435)	4,715
Net cash used in operating activities	(29,760)	(11,569)
Cash flows from investing activities	—	—
Cash flows from financing activities
Proceeds from related party loans	29,760	11,569
Net cash provided by financing activities	29,760	11,569
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash operating and financing activity:
Common stock issued for prepaid services	$220,000	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Financial Statements

June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 201 financial statements. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Financial Statements

June 30, 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, the Company received loans from related parties totaling $29,760 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $82,115 and $52,355 due to related parties as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – COMMON STOCK ISSUANCES

On January 1, 2015, the Company entered into two separate consulting agreements whereby one consultant would receive 33,000,000 shares of no par value common stock and the other would receive 11,000,000 shares of no par value common stock in exchange for one year of services. The common shares were valued at a total of $440,000 or $0.01 per share.

There were 98,365,000 and 54,365,000 common shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through June 30, 2015, we generated no revenues from that line of business.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of $138,432. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2015, we generated revenue of $0. During the three months ended June 30, 2014, we generated revenue of $0.

Operating expenses during the three months ended June 30, 2015 were $117,202 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2014 were $8,144 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2015, and our accumulated deficit amounts to $386,692. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2015, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2015 and the period ending June 30, 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net cash used in operating activities	$(29,760)	$(11,569)
Net cash used in investing activities	-	-
Net cash provided by financing activities	29,760	11,569
Net increase (decrease) in Cash	-	-
Cash, beginning	-	-
Cash, ending	$-	$-

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

Operating activities

Net cash used in operating activities was $11,569 for the period ended June 30, 2014, as compared to $29,760 used in operating activities for the period ended June 30, 2015. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2014, as compared to $0 used in investing activities for the same period in 2015.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $11,569 as compared to $29,760 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2015.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: August 10, 2015	By:	/s/ Benedict Ling Yam
Benedict Ling Yam
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)