Form 10-K
period 2015-12-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2016-04-15
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Revenue for the year ended Dec. 31, 2015 was $0.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2016 was 98,365,000 shares.

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

Employees

As of December 31, 2015, we had no employees, including management all work is done on a sub contract basis. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

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

The global market and economic conditions during the years 2008 through 2015 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

(b) Holders. As of March 31, 2016, there were 194 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Revenue

Revenue was $0 and $0 for the years ended December 31, 2015 and 2014 respectively.

Operating Expenses

Operating expenses were $469,112 and $28,169 for the years ended December 31, 2015 and 2014, respectively.

.

 Net Loss

Our net losses for the years ended December 31, 2014 and 2015 were $28,969 and $469,112, respectively.

Liquidity and Capital Resources

Years ended December 31, 2015 as compared to December 31, 2014

During the years ended December 31, 2015 and 2014, the Company recognized negative cash flows from operating activities of ($38,458) and ($16,075), respectively. As of December 31, 2015, the Company held cash and cash equivalents of $0 compared to cash of $0 as of December 31, 2014.

Cash flows provided from investment activities included proceeds from related party loan of $16,315 for year ended December 31, 2014 and $38,458 for the year ended December 31, 2015.

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

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2015 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2015.

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

Professional contributions

Benedict holds a number of positions in the I.T. professional organizations. He currently serves the community in the following capacities:

Member of the Hong Kong Computer Society (HKCS)

Member of the Institute of Electrical and Electronics Engineers (MIEEE)

Chairperson of the Project Management Specialist Group (PMSG) of the HKCS

Executive member of the Hong Kong Software Process Improvement Network (HKSPIN)

Executive member of the Quality Management division of the HKCS

Executive member of the Cloud Computing Special Interest Group (CCSIG) of HKCS

Benedict has been actively involved in the HKCS, universities, government and in the industry.

Conference organizer for the Hong Kong Computer Society (HKCS)

Project team and programme member for the conference organized by the Hong Kong Polytechnic University

Project team of the Government funded project – CMM Fast Track programme

Member of the I.T. in Education Task Force of HKCS

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Haitao Liu,	2014	$0	0	0	0	0	0	0	$0
Chairman, Pres., Dir., CEO	2015	0	0	0	0	0	0	0	0

Shuxia Wang,	2014	$0	0	0	0	0	0	0	0
Sec., Dir.	2015	0	0	0	0	0	0	0	0

Haishuai Liu	2014	0	0	0	0	0	0	0	0
CFO, Treas., Dir.	2015	0	0	0	0	0	0	0	0

Benedict Ling Yam, LAM	2014	0	0	0	0	0	0	0	0
Chairman, Pres., Dir., CEO	2015	0	0	0	0	0	0	0

Mandy Fung-Yee, Yip	2014	0	0	0	0	0	0	0	0
CFO, Treas., Dir	2015	0	0	0	0	0	0	0	0

Anthony Chai Fung	2014	0	0	0	0	0	0	0	0
Sec., Dir.	2015	0	0	0	0	0	0	0	0

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

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

HAITAO LIU	Daly City, CA	35,500,000	36.1%
SHUXIA WANG	Daly City, CA	0	0%
HAISHUAI LIU	Daly City, CA	0	0%
Benedict Ling Yam, LAM	Daly City, CA	0	0%
Mandy Fung-Yee, Yip	Daly City, CA	0	0%
Anthony Chai Fung	Daly City, CA	0	0%
All Directors and Officers as a Group (3 persons)		35,500,000	36.1%

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

(**) Percent of class is calculated on the basis of the number of common shares outstanding on December 31, 2015 (98,365,000) shares. The Company had 194 common shareholders as of December 31, 2015.

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

Our Board of Directors consist solely of Benedict Ling Yam, LAM, Mandy Fung-Yee, Yip, Anthony Chai Fung. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by KLJ & Associates, LLP. for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $6,500 for the fiscal year ended December 31, 2015 and $6,500 for 2014.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

●	Reports of Independent Registered Public Accounting Firms

●	Balance Sheets as of December 31, 2015 and 2014

●	Statements of Operations for the year ended December 31, 2015 and 2014

●	Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2015 and 2014

●	Statements of Cash Flows for the year ended December 31, 2015 and 2014

●	Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US-DADI Fertilizer Industry International, Inc.

We have audited the accompanying balance sheets of US-DADI Fertilizer Industry International, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. US-DADI Fertilizer Industry International, Inc.’s management.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of US-DADI Fertilizer Industry International, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2015 and 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 14, 2016

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Balance Sheet

	December 31,
	2015	2014
ASSETS
Current assets
Prepaid expenses	$7,500	$—
Total current assets	7,500	—

Total assets	$7,500	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$15,369	$17,215
Related party loans	90,813	52,355
Total current liabilities	106,182	69,570

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 98,365,000 and 54,365,000 issued and outstanding at December 31, 2015 and 2014	521,547	81,547
Accumulated deficit	(620,229)	(151,117)
Total stockholders' deficit	(98,682)	(69,570)

Total liabilities and stockholders' deficit	$7,500	$—

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statements of Operations

	Year ended December 31,
	2015	2014
Revenue

Operating expenses
General and administrative	469,112	28,969
Total operating expenses	469,112	28,969

Loss from operations	(469,112)	(28,969)

Other expense
Interest expense	—	—
Total other expense	—	—

Income tax	—	—

Net loss	$(469,112)	$(28,969)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	98,365,000	54,365,000

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statement of Changes in Stockholders' Deficit

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2013	54,365,000	$81,547	$(122,148)	$(40,601)

Net loss, year ended December 31, 2014	—	—	(28,969)	(28,969)
Balance, December 31, 2014	54,365,000	81,547	(151,117)	(69,570)

Common shares issued for services	44,000,000	440,000	—	440,000
Net loss, year ended December 31, 2015	—	—	(469,112)	(469,112)
Balance, December 31, 2015	98,365,000	$521,547	$(620,229)	$(98,682)

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statements of Cash Flows

	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(469,112)	$(28,969)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	440,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	—
Accounts payable	(1,846)	12,894
Net cash used in operating activities	(38,458)	(16,075)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	38,458	16,315
Net cash provided by financing activities	38,458	16,315

Net change in cash	—	240
Cash at beginning of period	—	—
Cash at end of period	$—	$240

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activity:
Common stock issued for prepaid services	$330,000	$—

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Stock

The Company has authorized two hundred and fifty million (250,000,000) shares of common stock with no par value. There were 98,365,000 and 54,365,000 shares of common stock issued and outstanding as of December 31, 2015 and 2014.

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

December 31, 2015 and 2014

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2015 or 2014 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	39%
Effect on operating losses	(39%)
—

Changes in the net deferred tax assets consist of the following:

	2014	2014
Net operating loss carry forward	$11,353	$11,298
Valuation allowance	(11,353)	(11,298)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	2015	2014
Tax at statutory rate (39%)	$29,112	$58,935
Increase in valuation allowance	(29,112)	(58,935)
Net deferred tax asset	$—	$—

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – COMMON STOCK

During the year ended December 31, 2015, the Company issued a total of 44,000,000 shares for services valued at $440,000.

There were 98,365,000 and 54,365,000 shares issued and outstanding at December 31, 2015 and 2014.

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

The Company received advances from related parties totaling $38,458 and $16,315 during the years ended December 31, 2015 and 2014. The advances from related parties are due on demand with no interest incurred. There was $90,813 and $52,355 due to related parties as of December 31, 2015 and 2014.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2015 through the date of this filing. No additional disclosure required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: April 14, 2016
	By:	/s/ Anthony Chai Fung
Anthony Chai Fung, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016

	By:	/s/ Benedict Ling Yam
Benedict Ling Yam, President, CEO

25