Form 10-Q
period 2016-06-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2016-08-15
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35821

US-DADI Fertilizer Industry International, Inc.

(Exact name of registrant as specified in its charter)

California	45-2725352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 E. Colorado Blvd. #255, Pasadena, CA	91107
(Address of principal executive offices)	(Zip Code)

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

QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

Condensed Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited)	4
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	5
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Prepaid expenses	$1,250	$7,500
Total current assets	1,250	7,500

Total assets	$1,250	$7,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$14,868	$15,369
Related party loans	100,711	90,813
Total current liabilities	115,579	106,182

Stockholders' deficit
Common stock, no par value; 1,000,000,000 shares authorized; 98,365,000 issued and outstanding at March 31, 2016 and December 31, 2015	521,547	521,547
Accumulated deficit	(635,876)	(620,229)
Total stockholders' deficit	(114,329)	(98,682)

Total liabilities and stockholders' deficit	$1,250	$7,500

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	7,515	117,202	15,647	235,575
Total operating expenses	7,515	117,202	15,647	235,575

Net loss	$(7,515)	$(117,202)	$(15,647)	$(235,575)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	96,365,000	96,365,000	98,365,000	96,365,000

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(15,647)	$(235,575)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	—	220,000
Changes in operating assets and liabilities:
Prepaid expenses	6,250	(13,750)
Accounts payable	(501)	(435)
Net cash used in operating activities	(9,898)	(29,760)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	9,898	29,760
Net cash provided by financing activities	9,898	29,760

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Condensed Unaudited Financial Statements

June 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

During the six months ended June 30, 2016, the Company received loans from related parties totaling $9,898 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $100,711 and 90,813 due to related parties as of June 30, 2016 and December 31, 2015, respectively.

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through June 30, 2016, we generated no revenues from that line of business.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2016, we generated revenue of $0. During the three months ended June 30, 2015, we generated revenue of $0.

Operating expenses during the six months ended June 30, 2016 were $15,647 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2015 were $235,575 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures

Operating expenses during the three months ended June 30, 2016 were $7,515 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2015 were $117,202 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2016, and our accumulated deficit amounts to $635,876. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2016, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2016 and the period ending June 30, 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net cash used in operating activities	$(9,898)	$(29,760)
Net cash used in investing activities	—	—
Net cash provided by financing activities	9,898	29,760
Net increase (decrease) in Cash	—	—
Cash, beginning	—	—
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $9,898 for the period ended June 30, 2016, as compared to $29,760 used in operating activities for the period ended June 30, 2015. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2016, as compared to $0 used in investing activities for the same period in 2015.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2016 was $9,898 as compared to $29,760 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: August 15, 2016	By:	/s/ Benedict Ling Yam
Benedict Ling Yam
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)