Form 10-Q
period 2016-09-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2016-11-15
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes □ No X

The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2016 was 98,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

Condensed Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	4
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	5
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Prepaid expenses	$—	$7,500
Total current assets	—	7,500

Total assets	$—	$7,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$19,337	$15,369
Related party loans	103,046	90,813
Total current liabilities	122,383	106,182

Stockholders' deficit
Common stock, no par value; 1,000,000,000 shares authorized; 98,365,000 issued and outstanding at September 30 and December 31, 2015	521,547	521,547
Accumulated deficit	(643,930)	(620,229)
Total stockholders' deficit	(122,383)	(98,682)

Total liabilities and stockholders' deficit	$—	$7,500

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	8,054	116,924	23,701	352,499
Total operating expenses	8,054	116,924	23,701	352,499

Net loss	$(8,054)	$(116,924)	$(23,701)	$(352,499)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	96,365,000	98,365,000	98,365,000	98,365,000

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,701)	$(352,499)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	—	110,000
Changes in operating assets and liabilities:
Prepaid expenses	7,500	209,375
Accounts payable	3,968	(2,293)
Net cash used in operating activities	(12,233)	(35,417)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	12,233	35,417
Net cash provided by financing activities	12,233	35,417

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Condensed Unaudited Financial Statements

September 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

During the nine months ended September 30, 2016, the Company received loans from related parties totaling $12,233 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $103,046 and $90,813 due to related parties as of September 30, 2016 and December 31, 2015, respectively.

NOTE 4 – COMMON STOCK ISSUANCES

There were 98,365,000 common shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2016 the Company had an accumulated deficit of $643,930. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2016, we generated revenue of $0. During the three months ended September 30, 2015, we generated revenue of $0. During the nine months ended September 30, 2016, we generated revenue of $0. During the nine months ended September 30, 2015, we generated revenue of $0.

Operating expenses during the three months ended September 30, 2016 were $8,054 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended September 30, 2015 were $116,924 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

Operating expenses during the nine months ended September 30, 2016 were $23,701 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the nine month period ended September 30, 2015 were $352,499 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through September 30, 2016, and our accumulated deficit amounts to $643,930. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2016, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and the period ending September 30, 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net cash used in operating activities	$(12,233)	$(35,417)
Net cash used in investing activities	—	—
Net cash provided by financing activities	12,233	35,417
Net increase (decrease) in Cash	—	—
Cash, beginning	—	—
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $12,233 for the period ended September 30, 2016, as compared to $35,417 used in operating activities for the period ended September 30, 2015. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2016, as compared to $0 used in investing activities for the same period in 2015.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2016 was $12,233 as compared to $35,417 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2016.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: November 14, 2016	By:	/s/ Benedict Ling Yam
Benedict Ling Yam
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)