Form 10-K
period 2016-12-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2017-04-19
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

Commission file number: 001-35821

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

California	45-2725352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 E. Colorado Blvd. #255

Pasadena, CA 91107

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 530-0699

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Revenue for the year ended Dec. 31, 2016 was $0.

The Company’s common stock, $.001 par value is traded on the OTCBB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2017 was 98,365,000 shares.

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

Employees

As of December 31, 2016, we had no employees, including management all work is done on a sub contract basis. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

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

The global market and economic conditions during the years 2008 through 2016 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

We operate our business through our future joint venture arrangement with Harbin Haixin Biological Fertilizer Co., Ltd.The Company entered a cooperation agreement to form a joint venture with an unrelated foreign company on October 31, 2010. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years.The agreement “merely creates a trading relationship” with our potential joint venture partner and lays out the intent of the partners for the terms of a joint venture. If there are disagreements between Harbin Haixin Biological Fertilizer Co., Ltd. and us regarding the business and operations of the Joint Venture, we cannot provide any assurance that we will be able to resolve those disagreements in a manner that will be in our best interests. In addition, Harbin Haixin Biological Fertilizer Co., Ltd. may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our instructions, requests, policies or objectives; (iii) be unable or unwilling to fulfill its obligations; (iv) have financial difficulties; or (v) have disputes with us as to the scope of its responsibilities and obligations. Any of these and other factors may materially and adversely affect the performance of the Joint Venture, which may in turn materially and adversely affect our financial condition and results of operations.

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

None of the members of our current management has experience managing and operating a public company, and they rely in many instances on the professional experience and advice of third parties. While we are obligated to hire a qualified chief financial officer to enable us to satisfy our reporting obligations as a U.S. public company, we do not have a chief financial officer with any significant U.S. GAAP experience presently.Although we are actively seeking such a chief financial officer, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require.

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

The Company leases space at 2500 E. Colorado Blvd. #255, Pasadena, CA 91107. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3 .	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of March 31, 2017, there were 194 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2016

Revenue

Revenue was $0 and $0 for the years ended December 31, 2015 and 2016 respectively.

Operating Expenses

Operating expenses were $469,112 and $30,173 for the years ended December 31, 2015 and 2016, respectively.

.

Net Loss

Our net losses for the years ended December 31, 2016 and 2015 were $30,173 and $469,112, respectively.

Liquidity and Capital Resources

Years ended December 31, 2015 as compared to December 31, 2016

During the years ended December 31, 2015 and 20164, the Company recognized negative cash flows from operating activities of ($38,458) and ($14,333), respectively. As of December 31, 2015, the Company held cash and cash equivalents of $0 compared to cash of $0 as of December 31, 2016.

Cash flows provided from finance activities included proceeds from related party loan of $14,333 for year ended December 31, 2016 and $38,458 for the year ended December 31, 2015.

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

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2016 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Benedict Ling Yam, LAM--CEO, PRESIDENT, DIR.

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

Anthony Chai Fung, Fan-SECRETARY, DIR.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Haitao Liu,
Chairman, Pres., Dir., CEO	2015	0	0	0	0	0	0	0	0

Shuxia Wang,
Sec., Dir.	2015	0	0	0	0	0	0	0	0

Haishuai Liu
CFO, Treas., Dir.	2015	0	0	0	0	0	0	0	0

Benedict Ling Yam, LAM	2016	0	0	0	0	0	0	0	0
Chairman, Pres., Dir., CEO	2015	0	0	0	0	0	0	0	0

Mandy Fung-Yee, Yip	2016	0	0	0	0	0	0	0	0
CFO, Treas., Dir	2015	0	0	0	0	0	0	0	0

Anthony Chai Fung	2016	0	0	0	0	0	0	0	0
Sec., Dir.	2015	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2016 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

HAITAO LIU	Daly City, CA	35,500,000	36.1%
SHUXIA WANG	Daly City, CA	0	0%
HAISHUAI LIU	Daly City, CA	0	0%
Benedict Ling Yam, LAM	Daly City, CA	0	0%
Mandy Fung-Yee, Yip	Daly City, CA	0	0%
Anthony Chai Fung	Daly City, CA	0	0%
All Directors and Officers as a Group (3 persons)		0	0%

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

(**) Percent of class is calculated on the basis of the number of common shares outstanding on December 31, 2016 (98,365,000) shares. The Company had 194 common shareholders as of December 31, 2016.

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

Our Board of Directors consist solely of Benedict Ling Yam, LAM,Mandy Fung-Yee, Yip, Anthony Chai Fung. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by KLJ & Associates, LLP. for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $6,500 for the fiscal year ended December 31, 2015 and $6,500 for 2016.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

●	Reports of Independent Registered Public Accounting Firms

●	Balance Sheets as of December 31, 2015 and 2016

●	Statements of Operations for the year ended December 31, 2015 and 2016

●	Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2015 and 2016

●	Statements of Cash Flows for the year ended December 31, 2015 and 2016

●	Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US-DADI Fertilizer Industry International, Inc.

We have audited the accompanying balance sheets of US-DADI Fertilizer Industry International, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. US-DADI Fertilizer Industry International, Inc.’s management.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of US-DADI Fertilizer Industry International, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2016 and 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP

Edina, MN

April 17, 2017

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets
Prepaid expenses	$—	$7,500
Total current assets	—	7,500

Total assets	$—	$7,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$23,709	$15,369
Related party loans	105,146	90,813
Total current liabilities	128,855	106,182

Stockholders' deficit
Common stock, no par value; 1,000,000,000 shares authorized; 98,365,000 issued and outstanding at December 31, 2016 and 2015	521,547	521,547
Accumulated deficit	(650,402)	(620,229)
Total stockholders' deficit	(128,855)	(98,682)

Total liabilities and stockholders' deficit	$—	$7,500

See accompanying notes to financial statements.

F-2

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statements of Operations

	Year ended December 31,
	2016	2015
Revenue	$—	$—

Operating expenses
General and administrative	30,173	469,112
Total operating expenses	30,173	469,112

Net loss	$(30,173)	$(469,112)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	98,365,000	98,365,000

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statement of Changes in Stockholders' Deficit

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2014	54,365,000	$81,547	$(151,117)	$(69,570)

Common shares issued for services	44,000,000	440,000	—	440,000
Net loss, year ended December 31, 2015	—	—	(469,112)	(469,112)
Balance, December 31, 2015	98,365,000	521,547	(620,229)	(98,682)

Net loss, year ended December 31, 2016	—	—	(30,173)	(30,173)
Balance, December 31, 2016	98,365,000	$521,547	$(650,402)	$(128,855)

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Statements of Cash Flows

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(30,173)	$(469,112)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	—	440,000
Changes in operating assets and liabilities:
Prepaid expenses	7,500	(7,500)
Accounts payable	8,340	(1,846)
Net cash used in operating activities	(14,333)	(38,458)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	14,333	38,458
Net cash provided by financing activities	14,333	38,458

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activity:
Common stock issued for prepaid services	$—	$330,000

See accompanying notes to financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Stock

The Company had authorized two hundred and fifty million (250,000,000) shares of common stock with no par value. On June 4, 2016 the Company amended its articles of incorporation with the state of California to increase authorized shares of common stock to 1,000,000,000 shares with no par value. There were 98,365,000 shares of common stock issued and outstanding as of December 31, 2016 and 2015.

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

December 31, 2016 and 2015

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2016 or 2015 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	39%
Effect on operating losses	(39%)
—

Changes in the net deferred tax assets consist of the following:

	2016	2015
Net operating loss carry forward	$11,767	$11,353
Valuation allowance	(11,767)	(11,353)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	2016	2015
Tax at statutory rate (39%)	$82,055	$70,288
Increase in valuation allowance	(82,055)	(70,288)
Net deferred tax asset	$—	$—

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 4 – COMMON STOCK

During the year ended December 31, 2015, the Company issued a total of 44,000,000 shares for services valued at $440,000.

There were 98,365,000 shares issued and outstanding at December 31, 2016 and 2015.

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

The Company received advances from related parties totaling $14,333 and $38,257 during the years ended December 31, 2016 and 2015. The advances from related parties are due on demand with no interest incurred. There was $105,146 and $90,612 due to related parties as of December 31, 2016 and 2015.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 through the date of this filing. No additional disclosure required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: April 14, 2017
	By:	/s/ Anthony Chai Fung
Anthony Chai Fung, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2017

	By:	/s/ Benedict Ling Yam
Benedict Ling Yam, President, CEO

