Form 10-Q
period 2017-03-31
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2017-05-11
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Copies of Communications to:

Elaine Dowling, Esq.

EAD Law Group, LLC

6671 S. Las Vegas Blvd, Building D, Suite 210

Las Vegas, NV 89119

(702) 761-6769

E-mail: eadlawgroup@gmail.com

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
Emerging Growth Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 11, 2017 was 98,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

Condensed Unaudited Balance Sheets as of March 31, 2017 and December 31, 2016	4
Condensed Unaudited Statements of Operations for the Three Months Ended March 31, 2017 and 2016	5
Condensed Unaudited Statement of Cash Flows for the Three Months Ended March 31, 2017 and 2016	6
Notes to Condensed Unaudited Financial Statements	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$25,726	$23,709
Related party loans	105,896	105,146
Total current liabilities	131,622	128,855

Stockholders' deficit
Common stock, no par value; 1,000,000,000 shares authorized; 98,365,000 issued and outstanding at March 31, 2017 and December 31, 2016	521,547	521,547
Accumulated deficit	(653,169)	(650,402)
Total stockholders' deficit	(131,622)	(128,855)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Operations (Unaudited)

	Three months ended March 31,
	2017	2016
Revenue	$—	$—

Operating expenses
General and administrative	2,767	8,132
Total operating expenses	2,767	8,132

Net loss	$(2,767)	$(8,132)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	98,365,000	98,365,000

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,767)	$(8,132)
Changes in operating assets and liabilities:
Prepaid expenses	—	3,125
Accounts payable	2,017	1,507
Net cash used in operating activities	(750)	(3,500)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	750	3,500
Net cash provided by financing activities	750	3,500

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

During the three months ended March 31, 2017, the Company received loans from related parties totaling $750 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $105,896 and $105,146 due to related parties as of March 31, 2017 and December 31, 2016, respectively.

NOTE 4 – COMMON STOCK ISSUANCES

There were 98,365,000 common shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a start-up company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertiziler-related products and equipment exporter. Since our inception on August 11, 2010 through March 31, 2017, we generated no revenues from that line of business.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2017, we generated revenue of $0. During the three months ended March 31, 2016, we generated revenue of $0.

Operating expenses during the three months ended March 31, 2017 were $ 2,767 all of which consisted of general and administrative expenses. In comparison, operating expenses for the period ended March 31, 2016 were $8,132 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through March 31, 2017, and our accumulated deficit amounts to $653,169. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2017, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and the period ending March 31, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net cash used in operating activities	$(750)	$(3,500)
Net cash used in investing activities	—	—
Net cash provided by financing activities	750	3,500
Net increase (decrease) in Cash	—	—
Cash, beginning	—	—
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $3,500 for the period ended March 31, 2016, as compared to $750 used in operating activities for the period ended March 31, 2017. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended March 31, 2016, as compared to $0 used in investing activities for the same period in 2017.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2016 was $3,500 as compared to $750 for the same period of 2017.

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

Item 1A. Risk Factors

The risk factors listed in our 2016 Form 10-K on pages 5 to 10, filed with the Securities Exchange Commission on April 19, 2017, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2017.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: May 11, 2017	By:	/s/ Benedict Ling Yam
Benedict Ling Yam
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)