Form 10-Q
period 2017-06-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2017-08-21
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

6671 S. Las Vegas Blvd, Suite 210

Las Vegas, NV 89119

(702) 761-6769

E-mail: ead@eadlawgroup.com

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

Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 2, 2017 was 98,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

Unaudited Balance Sheets as of June 30, 2017 and December 31, 2016	4
Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016	5
Unaudited Statement of Cash Flows for the Three Months Ended June 30, 2017 and 2016	6
Notes to Unaudited Financial Statements	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,477	$23,709
Related party loans	117,952	105,146
Total current liabilities	138,429	128,855

Stockholders' deficit
Common stock, no par value; 1,000,000,000 shares authorized; 98,365,000 issued and outstanding at June 30, 2017 and December 31, 2016	521,547	521,547
Accumulated deficit	(659,976)	(650,402)
Total stockholders' deficit	(138,429)	(128,855)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	6,807	7,515	9,574	15,647
Total operating expenses	6,807	7,515	9,574	15,647

Net loss	$(6,807)	$(7,515)	$(9,574)	$(15,647)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	98,365,000	98,365,000	98,365,000	98,365,000

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(9,574)	$(15,647)
Changes in operating assets and liabilities:
Prepaid expenses	—	6,250
Accounts payable	(3,232)	(501)
Net cash used in operating activities	(12,806)	(9,898)

Cash flows from financing activities
Proceeds from related party loans	12,806	9,898
Net cash provided by financing activities	12,806	9,898

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Financial Statements

June 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 financial statements. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

During the six months ended June 30, 2017, the Company received loans from related parties totaling $12,806 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $117,952 and $105,146 due to related parties as of June 30, 2017 and December 31, 2016, respectively.

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

August 7, 2013, Hong Kong World SMEs and Trade Union news: To work together to promote and carry out in Hong Kong to establish Heilongjiang high-quality agricultural organic fertilizer sales base, and to promote organic fertilizer products produced by US Dadi Fertilizer Company in order to enter the international market, by mutual agreement, both parties in Hong Kong signed a cooperation framework agreement.  Following the spirit of honesty, long-term stability, gradual development, and the principle of mutual benefit, before the project was officially launched and implemented, both parties signed a specific trade cooperation contract.

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

In November of 2013, US-Dadi joined Southeast Asian Agricultural experts from Saturnus Agri-Tech US International Inc to visit an Indonesian farm cooperative in Surabaya. Indonesian farmers expressed strong interest in US-Dadi's products and proposal to increase local agricultural production. The company planned to ship out its newly developed organic fertilizer for local farmer to try out in February. Since then, the interest has spread to whole regency. US-Dadi decides to reinspect larger area of local farmland in March for the best result of soil improvement.

On February 19, 2014 -- US-Dadi Fertilizer Industry International Inc. has developed its South Asian organic fertilizer focus market in Indonesian Magetan Regency. The area is in populous East Java province, nearby city of Surabaya, with population of over 600,000.

In November 2014, US-Dadi and Saturnus Agri-tech Limited signed contact that commit to provide 25 tonnes bio-organic fertilizers as sample.

In February 2015, US-Dadi and Haixin company signed agreement that Haixin will be the supplier that provide Rose tea resource, US-DADI proposed to purchase 150 tonnes rose tea in a year. Haixin and US-DADI were studying other product such as Gingseng Flower tea and Japanese Tree Lilac tea at the same time in aims to extend product series.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2016 the Company had an accumulated deficit of $659,676. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2017, we generated revenue of $0. During the three months ended June 30, 2016, we generated revenue of $0.

Operating expenses during the three months ended June 30, 2017 were $6,807 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2016 were $7,515 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2017, and our accumulated deficit amounts to $659,976. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2017, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2016 and the period ending June 30, 2017:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net cash used in operating activities	$(9,898)	$(12,806)
Net cash used in investing activities	—	—
Net cash provided by financing activities	9,898	12,806
Net increase (decrease) in Cash	—	—
Cash, beginning	—	—
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $9,898 for the period ended June 30, 2016, as compared to $12,806 used in operating activities for the period ended June 30, 2017. The increase in net cash used in operating activities was primarily due to an increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2016, as compared to $0 used in investing activities for the same period in 2017.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2016 was $9,898 as compared to $12,806 for the same period of 2017. The increase of net cash provided by financing activities was mainly attributable to an increase in related party loans.

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

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2017.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: August 16, 2017	By:	/s/ Ling Yam Lam
Ling Yam Lam
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)