Form 10-Q
period 2017-09-30
US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
filed 2017-11-08
CIK 1547015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Elaine A. Dowling, Esq.

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

Yes x No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on October 23, 2017 was 98,365,000 shares.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

Unaudited Balance Sheets as of September 30, 2017 and December 31, 2016	4
Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016	5
Unaudited Statement of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	6
Notes to Unaudited Financial Statements	7

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Balance Sheets

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,464	$23,709
Related party loans	119,627	105,146
Total current liabilities	142,091	128,855

Stockholders' deficit
Common stock, no par value; 1,000,000,000 shares authorized; 98,365,000 issued and outstanding at September 30, 2017 and December 31, 2016	521,547	521,547
Accumulated deficit	(663,638)	(650,402)
Total stockholders' deficit	(142,091)	(128,855)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$3,662	$8,054	$13,236	$23,701
Total operating expenses	3,662	8,054	13,236	23,701

Net loss	$(3,662)	$(8,054)	$(13,236)	$(23,701)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	98,365,000	98,365,000	98,365,000	98,365,000

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss for the period	$(13,236)	$(23,701)
Changes in operating assets and liabilities:
Prepaid expenses	—	7,500
Accounts payable	(1,245)	3,968
Net cash used in operating activities	(14,481)	(12,233)

Cash flows from financing activities
Proceeds from related party loans	14,481	12,233
Net cash provided by financing activities	14,481	12,233

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Notes to Unaudited Financial Statements

September 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 financial statements. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The existence of these uncertainties cast substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2017, the Company received loans from related parties totaling $14,481 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $119,627 and $105,146 due to related parties as of September 30, 2017 and December 31, 2016, respectively.

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

OVERVIEW AND OUTLOOK

Background

US-DADI Fertilizer Industry International, Inc. is a development stage company incorporated in the State of California on August 11, 2010. Our stated business objective is a fertilizer-related products and equipment exporter. Since our inception on August 11, 2010 through September 30, 2017, we generated no revenues from that line of business.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2017 the Company had an accumulated deficit of $663,638. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The existence of these uncertainties cast substantial doubt about the Company’s ability to continue as a going concern

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

During the three months ended September 30, 2017, we generated revenue of $0. During the three months ended September 30, 2016, we generated revenue of $0. During the nine months ended September 30, 2017, we generated revenue of $0. During the nine months ended September 30, 2016, we generated revenue of $0.

Operating expenses during the three months ended September 30, 2017 were $3,662 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended September 30, 2016 were $8,054 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

Operating expenses during the nine months ended September 30, 2017 were $13,236 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the nine month period ended September 30, 2016 were $23,701 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through September 30, 2017, and our accumulated deficit amounts to $663,638. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of September 30, 2017, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and the period ending September 30, 2017:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(12,233)	$(14,481)
Net cash used in investing activities	—	—
Net cash provided by financing activities	12,233	14,481
Net increase (decrease) in Cash	—	—
Cash, beginning	—	—
Cash, ending	$—	$—

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

Operating activities

Net cash used in operating activities was $14,481 for the period ended September 30, 2017 as compared to $12,233 used in operating activities for the period ended September 30, 2016. The increase in net cash used in operating activities was primarily due to an increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2016, as compared to $0 used in investing activities for the same period in 2017.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2016 was $12,233 as compared to $14,481 for the same period of 2017. The increase of net cash provided by financing activities was mainly attributable to an related party advances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2017.

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

US-DADI FERTILIZER INDUSTRY INTERNATIONAL, INC.

Date: October 31, 2017	By:	/s/ Ling Yam LAM
Ling Yam LAM
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)